Form 10QSB
period 2006-11-30
ONE MILLION NET INTERNATIONAL INC
filed 2007-02-01
CIK 1379759

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-52295

One Million Net International, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	TF-2357117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue Suite #4304, New York, NY 10118	07728
(Address of principal executive offices)	(Zip Code)

(917) 346-1489
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 1, 2007: 400,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEET AS OF NOVEMBER 30, 2006 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO NOVEMBER 30, 2006 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO NOVEMBER 30, 2006 (UNAUDITED)

PAGE	5	CONDENSED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO NOVEMBER 30, 2006 (UNAUDITED)

PAGES	6 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
NOVEMBER 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$13,997
Prepaid expense	10,000

TOTAL ASSETS	$23,997

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,648
Accrued expenses	111
Loans payable - related party	19,990

TOTAL LIABILITIES	$22,749

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding	400
Additional paid in capital	317,921
Subscription receivable	(300,100)
Accumulated deficit during development stage	(16,973)
Total Stockholders’ Equity	1,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,997

See accompanying notes to condensed financial statements.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended November 30, 2006	For the Period from August 2, 2006 (Inception) to November 30, 2006

OPERATING EXPENSES
Professional fees	$10,998	$10,998
General and administrative	3,913	5,895
Total Operating Expenses	14,911	16,893

LOSS FROM OPERATIONS	(14,911)	(16,893)

OTHER EXPENSES
Interest income	31	31
Interest expense	(111)	(111)
Total other Expense	(80)	(80)

LOSS BEFORE PROVISION FOR INCOME TAXES	(14,991)	(16,973)

Provision for Income Taxes	-	-

NET LOSS	$(14,991)	$(16,973)

Net loss per share - basic and diluted	$(0.12)	$(0.14)

Weighted average number of shares outstanding during the period - basic and diluted	130,330	123,390

See accompanying notes to condensed financial statements.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO AUGUST 31, 2006
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Balance, August 2, 2006	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founder for cash ($0.001 per share)	-	-	100,000	100	-	-	(100)	-

In-kind contribution	-	-	-	-	16,283	-	-	16,283

Net loss for the period from August 2, 2006 (inception) to August 31, 2006	-	-	-	-	-	(1,982)	-	(1,982)

Balance, August 31, 2006	-	-	100,000	100	16,283	(1,982)	(100)	14,301

Common stock issued	-	-	300,000	300	299,700	-	(300,000)	-

In-kind contribution	-	-	-	-	1,938	-	-	1,938

Net loss for the period ended November 30, 2006	-	-	-	-	-	(14,991)	-	(14,991)

BALANCE, NOVEMBER 30, 2006	-	$-	400,000	$400	$317,921	$(16,973)	$(300,100)	$1,248

See accompanying notes to condensed financial statements.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended November 30, 2006	For the Period from August 2, 2006 (Inception) to November 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,991)	$(16,973)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	1,938	18,221
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	5,000	(10,000)
Increase in accrued interest	111	111
Increase in accounts payable	1,949	2,648
Net Cash Used In Operating Activities	(5,993)	(5,993)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable - related party	(133,331)	19,990
Net Cash Provided By (Used In) Financing Activities	(133,331)	19,990

NET INCREASE (DECREASE) IN CASH	(139,324)	13,997

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,321	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,997	$13,997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock sold for subscription (400,000 shares)	$300,000	$300,100

See accompanying notes to condensed financial statements.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

One Million Net International, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Delaware on August 2, 2006. The Company was organized to merge with an emerging Japanese company. Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At November 30, 2006 the Company had no cash or cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of November 30, 2006 there were no common share equivalents outstanding.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109). Under SFAS109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expect to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect pm deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2 SHAREHOLDER’S EQUITY

(A) Common Stock Issued for Subscription Receivable

During 2006, the Company issued 100,000 shares of common stock for a subscription receivable of $100.

During the quarter ending November 30, 2006 the Company issued 300,000 shares of common stock for a subscription receivable of $300,000.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(UNAUDITED)

(B) In-Kind Contribution

During 2006, the sole shareholder of the Company paid $16,283 of operating expenses on behalf of the Company. A portion of the payment was charged to the statement of operations and the reminder to prepaid expenses to cover legal and accounting fees to be incurred in the future (See Note 3).

As of November 30, 2006 the sole shareholder of the Company paid $1,938 of operating expenses on behalf of the Company (See Note 3).

NOTE 3 RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $18,221 for expenses on behalf of the Company (See Note 2 (B)).

During 2006, the Company received $153,321 from a related entity. The amount is due on demand and is non-interest bearing.

During 2006, the Company entered into a three-year lease agreement for office space with a company related to its CEO.

As of November 30, 2006 the Company repaid a related party loan in the amount of $153,321.

As of November 30, 2006 the Company received $19,990 from a related party at a rate of 4.5%, maturing on March 1, 2007. The note is unsecured.

NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $14,991 for the period and an accumulated deficit of $16,973 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(UNAUDITED)

NOTE 5 SUBSEQUENT EVENTS

In December 2006, the Company collected $300,000 on subscriptions receivable.

In December 2006, the Company paid $50,000 for the exclusive worldwide agent distribution rights, except for Japan, to a bio-restolizer food supplement product being developed in Thailand.

In December 2006, the Company entered into a development agreement with a consulting firm to develop a soup curry restaurant. The agreement calls for payments of approximately $15,500 based on contract milestones. The company paid $3,500 to the consulting firm as a first payment for development of a soup curry restaurant in December 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

The Company entered into an Agreement with Chakotaco, Inc. (“Chakotaco”) on December 5, 2006, under which Chakotaco will provide the brand development for the Company’s new business venture. The Company is working on a project to develop a Soup Curry restaurant in the United States Market and needs to create the entire design, from the interior restaurant design to the entire branding of the product. In order to achieve this objective, the Company contracted Chakotaco, Inc. to direct artistic aspects, to conceptualize and design Client’s vision, and to achieve high level design for this Soup Curry restaurant. Project fees for Chakotaco’s services are estimated to be $15,500, and are to be paid in installments.

On December 16, 2006, the Company entered into an Agreement with Asia United Development Authority Co., Ltd. (“Asia United”) for the exclusive worldwide rights, excluding Japan, to a Bio-restolizer project in Thailand. Bio-restolizer is a project to produce Green Carica Papaya Powder, a nutraceutical created from the fermentation of papaya, tropical herbs, and yeast. It is a food supplement product intended to improve general health. The Company has made an initial investment of $50,000. The parties will enter into a Distribution Rights Agreement once the product has been approved by the Food and Drug Administration. Asia United anticipates that production will begin by the end of April.

Results of Operation

The Company did not have any operating income from inception through November 30, 2006. For the quarter ended November 30, 2006, the registrant recognized a net loss of $14,991 and for the period from inception through November 30, 2006, the registrant recognized a net less of $16,973. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

As of November 30, 2006 the Company had raised $300,000 through the sale of 300,000 shares of our common stock. We will rely upon this, as well as additional issuances of common stock and capital contributions from shareholders, to fund administrative expenses until the Company commences operations.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

2

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In an offering beginning September 2006, we have sold 300,000 shares of unregistered common stock at $1.00 per share to 33 investors, for a total of $300,000. The offering will continue until December 2007, with 1,000,000 total shares to be offered.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	10.1	Brand Development Agreement Between the Company and Chakotaco

	10.2	Agreement with Asia United Nations Development Co., Ltd.

	31.1	Certification of Lord Dr. Masaaki Ikawa pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Lord Dr. Masaaki Ikawa pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibits 3.1 and 3.2 to our registration statement on Form 10-SB filed on November 3, 2006 (File no: 000-52295)

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ONE MILLION NET INTERNATIONAL, INC.

By:	/s/ Lord Dr. Masaaki Ikawa
Lord Dr. Masaaki Ikawa
President

Dated:	February 1, 2007

4