Form 10QSB
period 2007-02-28
ONE MILLION NET INTERNATIONAL INC
filed 2007-04-17
CIK 1379759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 13, 2007: 430,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEET AS OF FEBRUARY 28, 2007 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO FEBRUARY 28, 2007 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO FEBRUARY 28, 2007 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2007 AND FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO FEBRUARY 28, 2007 (UNAUDITED)

PAGES	6 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF FEBRUARY 28, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$169,283
Prepaid expense	70,000
Total Current Assets	239,283

Intangible assets	50,000

TOTAL ASSETS	$289,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$800
Accrued expenses	286
Loans payable - related party	9,990

TOTAL LIABILITIES	$11,076

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 400,000 shares authorized, 400,000 shares issued and outstanding	400
Additional paid in capital	319,160
Subscription receivable	(100)
Accumulated deficit during development stage	(41,253)
Total Stockholders’ Equity	278,207

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,283

See accompanying notes to condensed financial statements.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended February 28, 2007	For the Six Months Ended February 28, 2007	For the Period from August 2, 2006 (Inception) to February 28, 2007

OPERATING EXPENSES
Professional fees	$14,615	25,614	25,614
General and administrative	9,826	13,738	15,720
Total Operating Expenses	24,441	39,352	41,334

LOSS FROM OPERATIONS	(24,441)	(39,352)	(41,334)

OTHER INCOME
Interest income	446	477	477
Interest expense	(285)	(396)	(396)
Total Other Income	161	81	81

LOSS BEFORE PROVISION FOR INCOME TAXES	(24,280)	(39,271)	(41,253)

Provision for Income Taxes	-	-	-

NET LOSS	$(24,280)	$(39,271)	$(41,253)

Net loss per share - basic and diluted	$(0.06)	$(0.15)	$(0.17)

Weighted average number of shares outstanding during the period - basic and diluted	400,000	264,420	243,077

See accompanying notes to condensed financial statements.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO FEBRUARY 28, 2007
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Balance, August 2, 2006	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founder for cash ($0.001 per share)	-	-	100,000	100	-	-	(100)	-

In-kind contribution	-	-	-	-	16,283	-	-	16,283

Net loss for the period from August 2, 2006 (inception) to August 31, 2006	-	-	-	-	-	(1,982)	-	(1,982)

Balance, August 31, 2006	-	-	100,000	100	16,283	(1,982)	(100)	14,301

Common stock issued	-	-	300,000	300	299,700	-	-	300,000

In-kind contribution	-	-	-	-	3,177	-	-	3,177

Net loss for the period ended February 28, 2007	-	-	-	-	-	(39,271)	-	(39,271)

BALANCE, FEBRUARY 28, 2007	-	$-	400,000	$400	$319,160	$(41,253)	$(100)	$278,207

See accompanying notes to condensed financial statements.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended February 28, 2007	For the Period from August 2, 2006 (Inception) to February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,271)	$(41,253)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	3,177	19,460
Changes in operating assets and liabilities:
Decrease in prepaid expenses	(55,000)	(70,000)
Increase in accrued interest	286	286
Increase in accounts payable	101	800
Net Cash Used In Operating Activities	(90,707)	(90,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets	(50,000)	(50,000)
Net Cash Used In Investing Activities	(50,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable - related party	(143,331)	(143,331)
Proceeds from collection of stock subscription	300,000	300,000
Proceeds from loan payable related party	-	153,321
Net Cash Provided By Financing Activities	156,669	309,990

NET INCREASE IN CASH	15,962	169,283

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,321	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$169,283	$169,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock sold for subscription (100,000 shares)	$100	$100

During 2006, the Company sold 300,000 shares of common stock in exchange for a subscription receivable totaling $300,000. Of the total, $300,000 was collected during 2007 (See Note 2(A)).

See accompanying notes to condensed financial statements.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
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

Notwithstanding the foregoing, the Company may merge with a Japanese company, as is consistent with the original business plan.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At February 28, 2007 the Company had no cash or cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of February 28, 2007 there were no common share equivalents outstanding.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
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

(G) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At February 28, 2007 the Company had approximately $69,902 in excess of FDIC insurance limits.

(H) Revenue Recognition

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

(I) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(UNAUDITED)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(UNAUDITED)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(UNAUDITED)

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Subscription Receivable

During 2006, the Company issued 100,000 shares of common stock for a subscription receivable of $100.

During the quarter ending November 30, 2006 the Company issued 300,000 shares of common stock for a subscription receivable of $300,000. As of February 28, 2007 the $300,000 of subscription receivable was collected.

(B) In-Kind Contribution

During 2006, the sole shareholder of the Company paid $16,283 of operating expenses on behalf of the Company. A portion of the payment was charged to the statement of operations and the reminder to prepaid expenses to cover legal and accounting fees to be incurred in the future (See Note 4).

As of February 28, 2007 the sole shareholder of the Company paid $3,177 of operating expenses on behalf of the Company (See Note 4).

NOTE 3	COMMITMENTS AND CONTINGENCIES

In December 2006, the Company entered into a development agreement with a consulting firm to develop a soup curry restaurant. The agreement calls for payments of approximately $15,500 based on contract milestones. The company paid $7,250 to the consulting firm as of February 28, 2007.

NOTE 4	RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $19,460 for expenses on behalf of the Company (See Note 2 (B)).

During 2006, the Company received $153,321 from a related entity. The amount is due on demand and is non-interest bearing.

During 2006, the Company entered into a three-year lease agreement for office space with a company related to its CEO.

As of February 28, 2007 the Company repaid a related party loan in the amount of $153,321.

ONE MILLION NET INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(UNAUDITED)

As of November 30, 2006 the Company received $19,990 from a related party at a rate of 4.5%, maturing on March 1, 2007. The note is unsecured. Of the total amount advanced, $10,000 plus accrued interest totaling $110 was repaid as of February 28, 2007.

On December 16, 2006, the Company paid $50,000 for the exclusive world wide agent distribution rights, except for Japan, to bio-restolizer food supplement product to be developed in Thailand.

On December 19, 2006, the Company paid $70,000 for bio-restablizer products to be received in April.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $41,253 for the period from August 2, 2006 (inception) to February 28, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6	SUBSEQUENT EVENTS

In March 2007, the Company sold 30,000 of common stock in exchange for $30,000.

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

Notwithstanding the foregoing, the Company may merge with a Japanese company, as is consistent with the original business plan.

Results of Operation

The Company did not have any operating income from inception through February 28, 2007. For the quarter ended February 28, 2007, the registrant recognized a net loss of $24, 280 and for the period from inception through February 28, 2007, the registrant recognized a net less of $41,253. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

As of February 28, 2007 the Company had raised $300,000 through the sale of 300,000 shares of our common stock. The Company raised an additional $30,000 through the sale of 30,000 shares of stock in March 2007. We will rely upon this, as well as additional issuances of common stock and capital contributions from shareholders, to fund administrative expenses until the Company commences operations. However, our shareholders are under no obligation to provide such funding.

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $41,253 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional equity financing and implement its strategic plans, which includes developing our website and beginning operations will provide us the opportunity to continue as a going concern. However, we presently have no cash and therefore may not be able to continue operations for the next twelve months. As noted above, we will be dependent upon our shareholders to fund our operations over the next twelve months; however our shareholders are under no obligation to provide such funding.

Critical Accounting Policies

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In an offering beginning September 2006, we have sold 300,000 shares of unregistered common stock at $1.00 per share to 33 investors, for a total of $300,000. The offering was completed in December 2006, with 1,000,000 total shares offered.

The Company sold an addition 30,000 shares of unregistered common stock at $1.00 per share to 4 investors, for a total of $30,000 in an offering in March 2007.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending February 28, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

ONE MILLION NET INTERNATIONAL, INC.

By:	/s/ Lord Dr. Masaaki Ikawa
Lord Dr. Masaaki Ikawa
President

Dated:	April 13, 2007