Form 10QSB
period 2007-05-31
ONE MILLION NET INTERNATIONAL INC
filed 2007-07-23
CIK 1379759

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-52295
______________

Global Transport Technologies, Inc.
(Exact name of small business issuer as specified in its charter)
______________

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒	No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 23, 2007: 255,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Information

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF MAY 31, 2007 (UNAUDITED)

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO MAY 31, 2007 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO MAY 31, 2007 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 31, 2007 AND FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO MAY 31, 2007 (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Condensed Balance Sheet
As of May 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash	98,228
Prepaid Expense	70,000
Loan receivable - related party	1,000
Total Current Assets	169,228

Intangible Assets	50,000

Total Assets	$219,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$50
Accrued Expenses	424
Loans payable - related party	9,990
Total Liabilities	10,464

Stockholders' Deficiency
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
none issud and oustanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 335,000
issued and outstanding	335
Additional paid-in capital	255,464
Subscription Receivable	(100)
Deficit accumulated during the development stage	(46,935)

Total Stockholders' Deficiency	208,764

Total Liabilities and Stockholders' Equity	$219,228

See accompanying notes to condensed financial statements

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Condensed Statement of Operations
For the Three and Nine Months Ended May 31, 2007 and
for the Period from August 2, 2006 (Inception) to May 31, 2007
(Unaudited)
			For the period from
			August 2, 2006
	Three Months Ended	Nine Months Ended	(Inception) to
	May 31, 2007	May 31, 2007	May 31, 2007

Operating Expenses
Professional fees	4,145	29,759	29,759
General and administrative	1,845	15,585	17,565
Total Operating Expenses	5,990	45,344	47,324

Loss from Operations	(5,990)	(45,344)	(47,324)

Other Income
Interest Income	446	923	923
Interest Expense	(138)	(534)	(534)
Total Other Income	308	389	389

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,682)	(44,955)	(46,935)

Provision for Income Taxes	-	-	-

Net Loss	$(5,682)	$(44,955)	$(46,935)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.14)	$(0.16)

Weighted average number of shares outstanding
during the period - basic and diluted	404,483	314,593	295,683

See accompanying notes to condensed financial statements

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
For the period from August 2, 2006 (Inception) to May 31, 2007
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance, August 2, 2006	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founder for cash ($0.001 per share)	-	-	100,000	100	-	-	(100)	-

In-kind contribution	-	-	-	-	16,283	-	-	16,283

Net loss for the period from August 2. 2006 (inception) to August 31, 2006						(1,982)		(1,982)

Balance, August 31, 2006	-	-	100,000	100	16,283	(1,982)	(100)	14,301

Common Stock Issued for Cash	-	-	330,000	330	329,670	-	-	330,000

Repurchase and retirement of common stock	-	-	(95,000)	(95)	(94,905)	-	-	(95,000)

In-kind contribution	-	-	-	-	4,416	-	-	4,416

Net loss for the nine month period ending May 31, 2007	-	-	-	-	-	(44,953)	-	(44,953)

Balance, May 31, 2007	-	$-	335,000	$335	$255,464	$(46,935)	$(100)	$208,764

See accompanying notes to condensed financial statements

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Condensed Statement of Cash Flows
For the Nine Months Ended May 31, 2007 and
For the Period from August 2, 2006 (inception) to May 31, 2007
(Unaudited)

		August 2, 2006
	Nine Months Ended	(Inception) to
	May 31, 2007	May 31, 2007
Cash Flows From Operating Activities:
Net Loss	$(44,955)	$(46,935)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	4,416	20,699
Changes in operating assets and liabilities:
Increase in prepaid expenses	(55,000)	(70,000)
Increase in accrued interest payable	424	424
Decrease in accounts payable	(647)	50
Net Cash Used In Operating Activities	(95,762)	(95,762)

Cash Flows From Investing Activities:
Loan Receivable - related party	(1,000)	(1,000)
Intangible assets	(50,000)	(50,000)
Net Cash Used in Investing Activities:	(51,000)	(51,000)

Cash Flows From Financing Activities:
Repayment of loan payable - related party	(143,331)	9,990
Cash paid in connection with cancellation and retirement of common stock	(95,000)	(95,000)
Stock issued for cash	330,000	330,000
Net Cash Provided by Financing Activities	91,669	244,990

Net Increase (Decrease) in Cash	(55,093)	98,228

Cash at Beginning of Period	153,321	-

Cash at End of Period	$98,228	$98,228

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription (100,000 shares)	$100	$100

See accompanying notes to condensed financial statements

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2007
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

On December 16, 2006, the Company entered into an Agreement with Asia United Development Authority Co., Ltd. (“Asia United”) for the exclusive worldwide rights, excluding Japan, to a Bio-restolizer project in Thailand. Bio-restolizer is a project to produce Green Carica Papaya Powder, a nutraceutical created from the fermentation of papaya, tropical herbs, and yeast. It is a food supplement product intended to improve general health. The Company has made an initial investment of $50,000. The parties will enter into a Distribution Rights Agreement once the product has been approved by the Food and Drug Administration. The Asia United has experienced delays in the approval by the FDA and anticipates that production will begin by the end of October.

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

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At May 31, 2007 the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of May 31, 2007 there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109). Under SFAS109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expect to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

(H) Recent Accounting Pronouncements

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

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

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

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

NOTE 2 SHAREHOLDER’S EQUITY

(A) Common Stock Issued for Cash

During 2006, the Company issued 100,000 shares of common stock for a subscription receivable of $100 ($0.001 per share).

During the quarter ending November 30, 2006 the Company issued 300,000 shares of common stock for a subscription receivable of $300,000. As of May 31, 2007 the $300,000 of subscription receivable was collected ($1.00 per share).

In March 2007, the Company sold 30,000 of common stock for cash of $30,000 ($1.00 per share).

(B) In-Kind Contribution

During 2006, the sole shareholder of the Company paid $16,283 of operating expenses on behalf of the Company. A portion of the payment was charged to the statement of operations and the reminder to prepaid expenses to cover legal and accounting fees to be incurred in the future (See Note 4).

As of May 31, 2007 the sole shareholder of the Company paid $4,416 of operating expenses on behalf of the Company (See Note 4).

(C) Common Stock Purchased and Retired

As of May 31, 2007, the Company repurchased and retired 95,000 shares of common stock for cash of $95,000.

NOTE 3   COMMITMENTS AND CONTINGENCIES

In December 2006, the Company entered into a development agreement with a consulting firm to develop a soup curry restaurant. The agreement calls for payments of approximately $15,500 based on contract milestones. The company paid $7,250 to the consulting firm as of May 31, 2007. The Company has decided abandon the soup curry restaurant prospect and no additional fees are due under the agreement as of May 31, 2007.

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

NOTE 4  RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $20,699 for expenses on behalf of the Company (See Note 2 (B)).

During 2006, the Company received $153,321 from a related entity. The amount is due on demand and is non-interest bearing.

During 2006, the Company entered into a three-year lease agreement for office space with a company related to its CEO.

As of May 31, 2007 the Company repaid a related party loan in the amount of $153,321.

As of November 30, 2006 the Company received $19,990 from a related party at a rate of 4.5%, maturing on March 1, 2007. The note is unsecured. Of the total amount advanced, $10,000 plus accrued interest totaling $110 was repaid as of May 31, 2007.

On December 16, 2006, the Company paid $50,000 for the exclusive world wide agent distribution rights, except for Japan, to bio-restolizer food supplement product to be developed in Thailand.

On December 19, 2006, the Company advanced $70,000 for the purchase of equipment.

On March 22, 2007, the Company loaned an entity related to its principal members of management $1,000 at an interest rate of 4.5% and due March 22, 2008.

NOTE 5 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $46,935 for the period from August 2, 2006 (inception) to May 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

NOTE 6 SUBSEQUENT EVENTS

(A) Common Stock Repurchased and Retired

In June 2007, the Company repurchased and retired 80,000 shares of common stock for cash of $80,000.

(B) Corporate Name Change

On June 27, 2007, the Company changed its name to Global Transport Technologies, Inc.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

We entered into an Agreement with Chakotaco, Inc. (“Chakotaco”) on December 5, 2006, under which Chakotaco will provide the brand development for the Company’s new business venture. We are working on a project to develop a Soup Curry restaurant in the United States Market and need to create the entire design, from the interior restaurant design to the entire branding of the product. In order to achieve this objective, we contracted with Chakotaco, Inc. to direct artistic aspects, to conceptualize and design Client’s vision, and to achieve high level design for this Soup Curry restaurant. Project fees for Chakotaco’s services are estimated to be $15,500, and are to be paid in installments. We had paid $7,250 to the consulting firm as of May 31, 2007. We have decided to abandon the soup curry restaurant prospect and no additional fees are due under the agreement as of May 31, 2007.

On December 16, 2006, we entered into an Agreement with Asia United Development Authority Co., Ltd. (“Asia United”) for the exclusive worldwide rights, excluding Japan, to a Bio-restolizer project in Thailand. Bio-restolizer is a project to produce Green Carica Papaya Powder, a nutraceutical created from the fermentation of papaya, tropical herbs, and yeast. It is a food supplement product intended to improve general health. We have made an initial investment of $50,000. The parties will enter into a Distribution Rights Agreement once the product has been approved by the Food and Drug Administration. This approval has been delayed, and Asia United anticipates that production will begin by the end of October.

Notwithstanding the foregoing, we may merge with a Japanese company, as is consistent with the original business plan.

Results of Operation

We did not have any operating income from inception through May 31, 2007. For the quarter ended May 31, 2007, the registrant recognized a net loss of $5,682 and for the period from inception through May 31, 2007, the registrant recognized a net less of $46,935. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

As of May 31, 2007 we had raised $300,000 through the sale of 300,000 shares of our common stock. However, as of June 2007 we bought back a total of 175,000 shares for $175,000 at the request of certain shareholders. We will rely upon this, as well as additional issuances of common stock and capital contributions from shareholders, to fund administrative expenses until we commence operations. However, we still do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and to implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of May 31, 2007 and the current date, we have been unable to obtain financing and no revenues have been generated to date. We expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds in the immediate future we may have to limit our operations to an extent not presently determinable by management. Currently we have no material commitments for capital expenditures. We do not have any external source of funding except that Lord Dr. Masaaki Ikawa has agreed to provide financing to us in the future until we are able to receive additional funding.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2007, we sold 30,000 shares of common stock for cash of $30,000 ($1.00 per share).

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending May 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

On March 22, 2007, the Company loaned an entity related to its principal members of management $1,000 at an interest rate of 4.5% and due March 22, 2008. The Company was informed that this is a violation of the Sarbanes Oxley Act, and the loan had been repaid as of July 23, 2007.

As of May 31, 2007, at the request of certain shareholders, the Company had repurchased and retired 95,000 shares of common stock for cash of $95,000.

Subsequent Event

In June 2007, at the request of certain shareholders, the Company repurchased and retired 80,000 shares of common stock for cash of $80,000.

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

Global Transport Technologies, Inc.

By:	/s/ Lord Dr. Masaaki Ikawa
Lord Dr. Masaaki Ikawa President

Dated:	July 23, 2007