Form 10KSB
period 2007-08-31
Global Transport Technologies, Inc
filed 2007-12-14
CIK 1379759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	TF-2357117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue, Suite 4304, New York, NY	10118
(Address of principal executive offices)	(Zip Code)

(Former Address)

Registrant’s telephone number, including area code:	(917) 346-1489

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $0

Aggregate market value of the Common Stock held by non-affiliates of the Company as of December 31, 2006: $0.

Number of shares of the registrant’s common stock outstanding as of December 13, 2007:  140,000 shares of Common Stock shares

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", or "Company" refer to the operations of Global Transport Technologies, Inc., a Delaware corporation.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
Item 1.    Description of Business.

General

Global Transport Technologies, Inc. was incorporated on August 2, 2006 as One Million Net International, Inc., under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder.

On June 27, 2007 we changed our name to Global Transport Technologies, Inc., to better reflect its business plan to develop proprietary technologies for the inexpensive transmission of data over next generation networks.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business.

Employees

We currently have no employees.

Subsequent Events

None

Item 2.    Description of Property.

We do not own any real property and have no agreements to acquire any real property. We currently lease office space from a related party at 350 Madison Avenue, Suite 4304, New York, New York 10118 for $413 per month. We do not lease any other spaces.

Item 3.    Legal Proceedings.

The Company is not a party to any pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is not yet quoted on any exchange. There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Holders

As of December 13, 2007 in accordance with our transfer agent records, we had one record holder of our Common Stock, holding 140,000 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

During 2006, the Company issued 100,000 shares of common stock for a subscription receivable of $100 ($0.001 per share).

During November 2006, the Company issued 300,000 shares of common stock for $300,000 ($1.00 per share) (See Note 3(B)).

In March 2007, the Company sold 30,000 of common stock in exchange for $30,000 ($1.00 per share).

On July 25, 2007, the Company sold 25,000 shares of common stock in exchange for  $25,000 ($1.00 per share).

Item 6.    Management’s Discussion and Analysis or Plan of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operation

Global Transport Technologies Inc. is a provider of secure Multimedia Data Access Center (MDAC) and other applications. The company has developed several proprietary technologies that enable secure, efficient, and inexpensive transmission of data over Next Generation Networks.

The company’s primary initial offering is DRS MDAC™ (Driver Recording System), a digital video camera for private and commercial vehicle use; the camera mounts on the vehicle windshield or dashboard. While connected to the DRS MDAC network the camera’s main functions are:

•	Records images before/after accidents occur
•	Online event transmission: transmit real time to the MDAC control center
•	Automatic shock sensor
•	Antitheft/security. Sense intruder, signal for door opening and transmit to MDAC control center real time images and location. The MDAC control center informs the owner and law enforcement.
•	Call back function. Monitoring status and trace location of a stolen vehicle

The company expects to generate revenue from three primary sources:

DRS MDAC services: Global Transport Technologies Inc. will charge customers a flat monthly fee for each device, plus an additional fee for each additional requested feature.

Equipment: X Driven DRS 1100/5100 Devices. The company will sell the devices over national resellers networks.

Consulting: The company will offer consulting services for the installation and ongoing support of DRS MDAC™. The company will charge its customers an hourly rate for consulting services.

Results of Operations

For the Fiscal Years Ended August 31, 2007 and 2006

Results of Operation

We did not have any operating income from inception through August 31, 2007.From inception through the year ended August 31, 2007 we recognized a net loss of $55,968. For the year ended August 31, 2006, we recognized a net loss of $1,982. Expenses for the year were comprised of costs mainly associated with legal, accounting and office expenses.

Professional Fees, General and Administrative Expenses

Professional fees, general and administrative expenses increased to $54,351 for the fiscal year ended August 31, 2007 from $1,982 for the period from inception August 2, 2006 until August 31, 2006. These expenses represent our total operating expenses during this period. The increase in our total operating expenses was due to costs mainly associated with legal, accounting and office expenses.

Our net loss from operations for the period form inception August 2, 2006, until August 31, 2006 was $1,982, as compared to net loss from operations for the fiscal period ending August 31, 2007 of $54,351. The increase in net loss from operations was due to an increase in professional fees, general and administrative expenses.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by the consulting fees it receives along with its previous financing activities. At August 31, 2007, the Company had cash of $16,931.

Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Equity Ventures views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Equity Ventures’ consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.    Financial Statements.

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	8	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	9	BALANCE SHEET AS OF AUGUST 31, 2007

PAGE	10	STATEMENT OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2007, FOR THE PERIOD AUGUST 2, 2006 (INCEPTION) TO AUGUST 31, 2006 AND FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO AUGUST 31, 2007.

PAGE	11	STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO AUGUST 31, 2007.

PAGE	12	STATEMENT OF CASH FLOWS FOR THE YEAR ENDED AUGUST 31, 2007, FOR THE PERIOD AUGUST 2, 2006 (INCEPTION) TO AUGUST 31, 2006 AND FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO AUGUST 31, 2007.

PAGES	13 - 18	NOTES TO FINANCIAL STATEMENTS.

Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Global Transport Technologies, Inc. (F/K/A One Million Net, Inc.) as of August 31, 2007, and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended August 31, 2007, the period August 2, 2006 (inception) to August 31, 2006 and the period August 2, 2006 (inception) to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of as August 31, 2007 and the results of its operations and its cash flows for the year ended August 31, 2007, the period August 2, 2006 (inception) to August 31, 2006 and the period August 2, 2006 (inception) to August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the development stage and has a net loss of $55,968, a negative cash flow from operations of $33,059, and a stockholders' deficiency of $9,030. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Webb & Company, P.A.
WEBB & COMPANY, P.A.

Boynton Beach, Florida
December 12, 2007

1501 Corporate Drive, Suite 150 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Balance Sheet
August 31, 2007

ASSETS

Current Assets
Cash	16,931

Total Assets	$16,931

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$435
Accrued Expenses	536
Loans payable - related party	9,990
Total Liabilities	10,961

Commitments and Contingencies
Common stock subject to rescission, $0.001 par value, 15,000 shares issued and outstanding.	15,000

Stockholders' Deficiency
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issud and oustanding	-
Common stock, $0.001 par value; 300,000 shares authorized, 125,000 issued and outstanding	125
Additional paid-in capital	46,913
Subscription receivable	(100)
Deficit accumulated during the development stage	(55,968)

Total Stockholders' Deficiency	(9,030)

Total Liabilities and Stockholders' Deficiency	$16,931

See accompanying notes to financial statements

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Statement of Operations

		For the period from	For the period from
		August 2, 2006	August 2, 2006
	For the Year Ended	(Inception) to	(Inception) to
	August 31, 2007	August 31, 2006	August 31, 2007

Operating Expenses
Professional fees	33,889	-	33,889
General and administrative	20,462	1,982	22,444
Total Operating Expenses	54,351	1,982	56,333

Loss from Operations	(54,351)	(1,982)	(56,333)

Other Income
Interest Income	1,011	-	1,011
Interest Expense	(646)	-	(646)
Total Other Income	365	-	365

LOSS BEFORE PROVISION FOR INCOME TAXES	(53,986)	(1,982)	(55,968)

Provision for Income Taxes	-	-	-

Net Loss	$(53,986)	$(1,982)	$(55,968)

Net Loss Per Share - Basic and Diluted	$(0.18)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	297,295	100,000

See accompanying notes to financial statements

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (deficiency)
For the period from August 2, 2006 (Inception) to August 31, 2007

	Preferred stock		Common stock		Additional	Deficit accumulated during		Total Stockholder's
					paid-in	development	Subscription	Equity
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance, August 2, 2006	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founder for cash ($0.001 per share)	-	-	100,000	100	-	-	(100)	-

In-kind contribution	-	-	-	-	16,283	-	-	16,283

Net loss for the period from August 2. 2006 (inception) to August 31, 2006	-	-				(1,982)		(1,982)

Balance, August 31, 2006	-	-	100,000	100	16,283	(1,982)	(100)	14,301

Common Stock Issued for Cash	-	-	340,000	340	339,660	-	-	340,000

Cancellation and retirement of common stock	-	-	(315,000)	(315)	(314,685)	-	-	(315,000)

In-kind contribution	-	-	-	-	5,655	-	-	5,655

Net loss for the year ending August 31, 2007	-	-	-	-	-	(53,986)	-	(53,986)

Balance, August 31, 2007	-	$-	125,000	$125	$46,913	$(55,968)	$(100)	$(9,030)

See accompanying notes to financial statements

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Statement of Cash Flows

	For the Year Ended	For the period from August 2, 2006 (Inception) to	For the period from August 2, 2006 (Inception) to
	August 31, 2007	August 31, 2006	August 31, 2007
Cash Flows From Operating Activities:
Net Loss	$(53,986)	$(1,982)	$(55,968)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	5,655	16,283	21,938
Changes in operating assets and liabilities:
Prepaid expenses	15,000	(15,000)	-
Accrued interest payable	536	-	536
Accounts payable	(264)	(699)	435
Net Cash Used In Operating Activities	(33,059)	(1,398)	(33,059)

Cash Flows From Investing Activities:
Intangible assets	-	(50,000)	-
Net Cash Used in Investing Activities:	-	(50,000)	-

Cash Flows From Financing Activities:
Repayment of loan payable - related party	(143,331)	-	(143,331)
Proceeds from loan payable - related party	-	153,321	153,321
Cash paid in connection with cancellation and retirement of common stock	(315,000)	-	(315,000)
Stock subject to rescission offer	15,000		15,000
Stock issued for cash	55,000	-	55,000
Proceeds from collection of stock subscription	285,000	-	285,000
Net Cash Provided by Financing Activities	(103,331)	153,321	49,990

Net Increase (Decrease) in Cash	(136,390)	-	16,931

Cash at Beginning of Period	153,321	153,321	-

Cash at End of Period	$16,931	$153,321	$16,931

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription (100,000 shares)	$-	$100	$100

During 2006, the Company sold 300,000 shares of common stock in exchange for a subscription receivable totaling $300,000.  Of the total, $300,000 was collected during 2007 (See Note 2(A)).

See accompanying notes to financial statements

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

One Million Net International, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on August 2, 2006. Activities during the development stage include developing the business plan and raising capital.

On June 27, 2007, the Company changed its name to Global Transport Technologies, Inc. to better reflect its business plan to develop proprietary technologies for the inexpensive transmission of data over next generation networks.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2007 the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of August 31, 2007 and 2006, there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007

As of August 31, 2007, the Company has a net operating loss carryforward of approximately $55,968 available to offset future taxable income through 2027. The valuation allowance at August 31, 2007 was $19,029. The net change in the valuation allowance for the year ended August 31, 2007 was an increase of $18,355.

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
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007

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

During November 2006, the Company issued 300,000 shares of common stock for $300,000 ($1.00 per share) (See Note 3(B)).

In March 2007, the Company sold 30,000 of common stock in exchange for $30,000 ($1.00 per share).

On July 25, 2007, the Company sold 25,000 shares of common stock in exchange for
$25,000 ($1.00 per share).

(B) In-Kind Contribution

During 2006, the sole shareholder of the Company paid $16,283 of operating expenses on behalf of the Company (See Note 4).

During 2007 the sole shareholder of the Company paid $5,655 of operating expenses on behalf of the Company (See Note 4).

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007

(C) Common Stock Cancelled and Retired

As of August 31, 2007, the Company repurchased and retired 315,000 shares of common stock for cash of $315,000.

NOTE 3	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreements

In December 2006, the Company entered into a development agreement with a consulting firm to develop a soup curry restaurant. The agreement calls for payments of approximately $15,500 based on contract milestones. The company paid $7,250 to the consulting firm as of August 31, 2007 and the agreement was cancelled.

(B) Equity Subject to Rescission

During 2007, the Company may have violated federal securities laws based on the rescission offer made to stockholders which was not registered under the Securities Act of 1933. As such, the proceeds of $15,000 from the issuance of 15,000 shares of common stock through July 31, 2007 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

(C) Operating Lease Agreement

During 2006, the Company entered into a lease agreement with a related party for a period of three years at a monthly cost of $413.

Future minimum lease payments under the operating lease at August 31, 2007 consist of the following:

Year	Amount

2008	$4,956
2009	4,543

$9,499

NOTE 4	RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $21,938 for expenses on behalf of the Company (See Note 2 (B)).

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007
During 2006, the Company received $153,321 from a related entity. The amount is due on demand and is non-interest bearing.

During 2006, the Company entered into a three-year lease agreement for office space with a company related to its CEO. For the year ended August 31, 2007, the Company paid $4,956 to the related party.

During 2007, 2007 the Company repaid a related party loan in the amount of $153,321.

As of November 30, 2006 the Company received $19,990 from a related party at a rate of 4.5%, maturing on March 1, 2007. The note is unsecured. Of the total amount advanced, $10,000 plus accrued interest totaling $110 was repaid as of May 31, 2007. As of August 31, 2007, the note is in default.

On December 16, 2006, the Company paid $50,000 for the exclusive world wide agent distribution rights, except for Japan, to bio-restolizer food supplement product to be developed in Thailand. As of August 31, 2007 the $50,000 was returned back to the Company and the distribution rights were cancelled.

On December 19, 2006, the Company advanced $70,000 for the purchase of equipment. As of August 31, 2007 the $70,000 was returned back to the Company and the agreement was cancelled.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $55,968 for the period from August 2, 2006 (inception) to August 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information.

On October 26, 2007 the Company filed Form 8-K to disclose the Company’s name change from One Million Net International, Inc. to Global Transport Technologies, Inc.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Lord Dr. Masaaki Ikawa	80	President, Chief Executive Officer, Chief Financial Officer, Chairman	August 2006
Mr. Nobuo Ikawa	31	Secretary, Director	August 2006

 Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Lord Dr. Masaaki Ikawa

Lord Dr. Masaaki Ikawa is the President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of Caibs International Holding Inc., which purchased 100,000 shares of 51141, Inc., a blank check company, Issued and outstanding common stock from Scott Raleigh, the sole officer, Director and shareholder of the company on April 25, 2005, pursuant to the terms of a Stock Purchase Agreement. Since such time Lord Dr. Masaaki Ikawa has managed all day to day operations of the entity. Lord Dr. Masaaki Ikawa is also the Chairman and President of Asia United Nation Development
Authority Inc. ("Asia UND"), based in Okinawa, Japan. Asia UND is a group of six companies with business operations in the areas of trading, technology, finance and real estate development in Asia, specifically Japan. In 1927 Lord Dr. Masaaki Ikawa graduated from Waseda University in Tokyo. In 1957, he graduated from Harvard Business School. He also received a Doctorate In Business Administration from Oxford University in 1962. Other than Caibs International Holding and Asia UND, Lord Dr. Masaaki Ikawa has never been an Officer or a Director of any company in Japan or the United States.

Mr. Nobuo Ikawa

Mr. Nobou Ikawa is the Secretary and a member of the Board of Directors of Global Transport Technologies, Inc. He is also a Vice President of Caibs International Holding, Inc. and New Power Tech, Inc. He has experience in International business development with Aunda Group, working specifically to help identify worldwide emerging markets. He has also performed work in the education sector for the Australian government. Mr. Ikawa has a Bachelor’s Degree in Economics and a Master’s Degree in Business Administration from the University of Canberra.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

None

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended August 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Lord Dr. Masaaki Ikawa President, Chief	2007	$0	0	0	0	0	0	(0)	$0
Executive Officer,	2006	$0	0	0	0	0	0	(0)	$0
Chief Financial Officer
Mr. Nobuo Ikawa Secretary, Director	2007	$0	0	0	0	0	0	0	0
	2006	$0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended August 31, 2007, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

None.

Compensation of Directors

For the fiscal year ended August 31, 2007, we did not compensate our directors for their services.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of December 13, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Lord Dr. Masaaki Ikawa	50,000	35%
Common Stock	Mr. Nobuo Ikawa	50,000	35%
Common Stock	All officers and directors as a group (1 in number)	100,000	71%

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is 350 Fifth Avenue, Suite 4304, New York, NY 10118.

(2) Based on 140,000 shares of Common Stock issued and outstanding December 13 , 2007.

Item 12.    Certain Relationships and Related Transactions.

None.

Item 13.    Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to exhibit 3.1 on Form 10-SB filed on November 3, 2006 (File no: 000-52295)

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference to exhibit 3.1 on Form 8-K filed on October 26, 2007 (File no: 000-52295)

3.2	Bylaws	Incorporated by reference to exhibit 3.2 on Form 10-SB filed November 3, 2006 (File no: 000-52295)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended August 31, 2007, we were billed approximately $12,939 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended August 31, 2006, we were billed approximately $0 for professional services rendered for the audit and reviews of our financial statements.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.

Other Audit Related Fees

For our fiscal year ended August 31, 2007, and August 31, 2006, we were billed $0.

Tax Fees

For our fiscal years ended August 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended August 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TRANSPORT TECHNOLOGIES, INC.

By:	/s/ Lord Dr. Masaaki Ikawa
Lord Dr. Masaaki Ikawa
President, Chief Executive Officer, Chief Financial Officer

Date:	December 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lord Dr. Masaaki Ikawa	President, Chief Executive Officer,	December 14, 2007
Lord Dr. Masaaki Ikawa	Chief Financial Officer