Form 10KSB/A
period 2007-08-31
Global Transport Technologies, Inc
filed 2008-01-14
CIK 1379759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1 to FORM 10-KSB

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

Number of shares of the registrant’s common stock outstanding as of December 13, 2007:  150,000 shares of Common Stock shares

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

Holders

As of December 13, 2007 in accordance with our transfer agent records, we had one record holder of our Common Stock, holding 150,000 shares.

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

On October 19, 2007, the Company sold 10,000 shares of common stock in exchange for $10,000 ($1.00 per share)

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Global Transport Technologies, Inc. views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Global Transport Technologies, Inc.’ consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 7. Financial Statements.

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF AUGUST 31, 2007

PAGE	3	STATEMENT OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2007, FOR THE PERIOD AUGUST 2, 2006 (INCEPTION) TO AUGUST 31, 2006 AND FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO AUGUST 31, 2007.

PAGE	4	STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO AUGUST 31, 2007.

PAGE	5	STATEMENT OF CASH FLOWS FOR THE YEAR ENDED AUGUST 31, 2007, FOR THE PERIOD AUGUST 2, 2006 (INCEPTION) TO AUGUST 31, 2006 AND FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO AUGUST 31, 2007.

PAGES	6 - 11	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Global Transport Technologies, Inc. (F/K/A One Million Net, Inc.)

We have audited the accompanying balance sheet of Global Transport Technologies, Inc. (F/K/A One Million Net, Inc.) as of August 31, 2007, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended August 31, 2007, the period August 2, 2006 (inception) to August 31, 2006 and the period August 2, 2006 (inception) to August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage and has a net loss of $55,968, a negative cash flow from operations of $33,059, and a stockholders' deficiency of $9,030. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 2 to the financial statements, the 2007 statement of cash flow has been restated to show the total gross proceeds from loans and the total gross repayments of loans. In addition, Note 7 has been added to disclose the sale of stock subsequent to year end.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
December 12, 2007, except for notes 2, 5 and 7,
which the date is January 11, 2008

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
Common stock, $0.001 par value; 100,000,000 shares authorized, 125,000
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

See accompanying notes to financial statements

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Statement of Cash Flows

		For the period from	For the period from
		August 2, 2006	August 2, 2006
	For the Year Ended	(Inception) to	(Inception) to
	August 31, 2007	August 31, 2006	August 31, 2007
	(Restated)		(Restated)
Cash Flows From Operating Activities:
Net Loss	$(53,986)	$(1,982)	$(55,968)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	5,655	16,283	21,938
Changes in operating assets and liabilities:
Prepaid expenses	15,000	(15,000)	-
Accrued interest payable	536	-	536
Accounts payable	(264)	(699)	435
Net Cash Used In Operating Activities	(33,059)	(1,398)	(33,059)

Cash Flows From Investing Activities:
Intangible assets	-	(50,000)	-
Net Cash Used in Investing Activities:	-	(50,000)	-

Cash Flows From Financing Activities:
Repayment of loan payable - related party	(153,321)	-	(153,321)
Proceeds from loan payable - related party	9,990	153,321	163,311
Cash paid in connection with cancellation and retirement of common stock	(315,000)	-	(315,000)
Stock subject to rescission offer	15,000		15,000
Stock issued for cash	55,000	-	55,000
Proceeds from collection of stock subscription	285,000	-	285,000
Net Cash Provided by Financing Activities	(103,331)	153,321	49,990

Net Increase (Decrease) in Cash	(136,390)	-	16,931

Cash at Beginning of Period	153,321	153,321	-

Cash at End of Period	$16,931	$153,321	$16,931

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription (100,000 shares)	$-	$100	$100

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

8

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

NOTE 2	RESTATEMENT

The Company has restated its historical statement of cashflows for the year ended August 31, 2007 and for the period from (incpetion) August 2, 2006 to August 31, 2007. The determination to restate these financial statements was made by the Company’s Board of Directors upon management’s recommendation following the identification of errors related to the Company’s presentation of the statement of cashflows. More specifically, the Company did not properly record the gross proceeds and gross repayments of loans payable to/from a related party. The Company also did not properly disclose the subsequent issuance of common stock for cash to a related party

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Statement of Cash Flows

	August 31, 2007		August 31, 2007
	(As original filed)	Adjustments	(As restated)
Cash Flows From Operating Activities:
Net Loss	$(53,986)		$(53,986)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	5,655		5,655
Changes in operating assets and liabilities:
Prepaid expenses	15,000		15,000
Accrued interest payable	536		536
Accounts payable	(264)		(264)
Net Cash Used In Operating Activities	(33,059)		(33,059)

Cash Flows From Investing Activities:
Intangible assets	-		-
Net Cash Used in Investing Activities:	-		-

Cash Flows From Financing Activities:
Repayment of loan payable - related party	(143,331)	(9,990)	(153,321)
Proceeds from loan payable - related party	-	9,990	9,990
Cash paid in connection with cancellation and retirement of common stock	(315,000)		(315,000)
Stock subject to rescission offer	15,000		15,000
Stock issued for cash	55,000		55,000
Proceeds from collection of stock subscription	285,000		285,000
Net Cash Provided by Financing Activities	(103,331)		(103,331)

Net Increase (Decrease) in Cash	(136,390)		(136,390)

Cash at Beginning of Period	153,321		153,321

Cash at End of Period	$16,931		$16,931

	For the period from		For the period from
	August 2, 2006		August 2, 2006
	(Inception) to		(Inception) to
	August 31, 2007		August 31, 2007
	(As original filed)	Adjustments	(As restated)
Cash Flows From Operating Activities:
Net Loss	$(55,968)		$(55,968)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	21,938		21,938
Changes in operating assets and liabilities:
Prepaid expenses	-		-
Accrued interest payable	536		536
Accounts payable	435		435
Net Cash Used In Operating Activities	(33,059)		(33,059)

Cash Flows From Investing Activities:
Intangible assets	-		-
Net Cash Used in Investing Activities:	-		-

Cash Flows From Financing Activities:
Repayment of loan payable - related party	(143,331)	(9,990)	(153,321)
Proceeds from loan payable - related party	153,321	9,990	163,311
Cash paid in connection with cancellation and retirement of common stock	(315,000)		(315,000)
Stock subject to rescission offer	15,000		15,000
Stock issued for cash	55,000		55,000
Proceeds from collection of stock subscription	285,000		285,000
Net Cash Provided by Financing Activities	49,990		49,990

Net Increase (Decrease) in Cash	16,931		16,931

Cash at Beginning of Period	-		-

Cash at End of Period	$16,931		$16,931

NOTE 3	SHAREHOLDER’S EQUITY

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

(B) In-Kind Contribution

During 2006, the sole shareholder of the Company paid $16,283 of operating expenses on behalf of the Company (See Note 5).

During 2007 the sole shareholder of the Company paid $5,655 of operating expenses on behalf of the Company (See Note 5).

9

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007

(C) Common Stock Cancelled and Retired

As of August 31, 2007, the Company repurchased and retired 315,000 shares of common stock for cash of $315,000.

NOTE 4	COMMITMENTS AND CONTINGENCIES

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

(C) Operating Lease Agreement

During 2006, the Company entered into a lease agreement with a related party for a period of three years at a monthly cost of $413.

Future minimum lease payments under the operating lease at August 31, 2007 consist of the following:

Year	Amount

2008	$4,956
2009	4,543

$9,499

NOTE 5	RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $21,938 for expenses on behalf of the Company (See Note 3 (B)).

10

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007

During 2006, the Company received $153,321 from a related entity. The amount is due on demand and is non-interest bearing.  During 2007, the Company repaid a related party loan in the amount of $153,321.

During 2006, the Company entered into a three-year lease agreement for office space with a company related to its CEO. For the year ended August 31, 2007, the Company paid $4,956 to the related party.

As of November 30, 2006 the Company received $19,990 from a related party at a rate of 4.5%, maturing on March 1, 2007. The note is unsecured. Of the total amount advanced, $10,000 plus accrued interest totaling $110 was repaid as of May 31, 2007. As of August 31, 2007, the note is in default and the balance outstanding is $9,990.

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

NOTE 6	GOING CONCERN

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

NOTE 7	SUBSEQUENT EVENT

On October 19, 2007, the Company issued 10,000 shares of common stock for $10,000 ($1.00 per share).

11

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of August 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, as of August 31, 2007 our disclosure controls and procedures were not effective. Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of August 31, 2007 and the material weaknesses described below, we believe that the financial statements included in this Annual Report on Form 10-K/A correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material .

The material weaknesses were:

•	we lacked sufficient accounting personnel; and

•
we lacked effective controls to insure that agreements, contracts and other documents with related parties, including transactions such as those discussed above, were provided to and reviewed by the independent members of our Board of Directors and by financial reporting personnel on a timely basis to insure that the disclosure implications of such transactions could be considered.

Changes in Internal Controls

There were changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of our evaluation of our disclosure controls and procedures as of August 31, 2007, management considered the impact of weaknesses in our disclosure controls and procedures that were a cause for the errors that led to the financial statement restatement noted above.  These weaknesses were as follows:

•	we lacked sufficient accounting personnel; and

•
we lacked effective controls to insure that agreements, contracts and other documents with related parties, including transactions such as those discussed above, were provided to and reviewed by the independent members of our Board of Directors and by financial reporting personnel on a timely basis to insure that the disclosure implications of such transactions could be considered.

The Company has instituted additional policies to improve our disclosure controls and procedures. These include but are not limited to:

1)	Requiring that any matters involving related party transactions be approved by our Board of Directors;
2)	Preparing a monthly report to our financial reporting personal for all material contracts entered into during the month

We believe that the implementation of these steps and others will allow us, in the future, to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no agreements or understandings for the officer or director to resign at the request of another person and the above- named officer and director is not acting on behalf of nor will act at the direction of any other person.

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

Code of Ethics

None

Compliance with Section 16(a) of the Exchange Act

Under Section 16(a) Beneficial Ownership Reporting Compliance, each person who was at any time during the fiscal year, a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to section 12 (“reporting person”) is required to file Forms 3, 4, and 5 on a timely basis, during the most recent fiscal year or prior fiscal years.  Due to lack of knowledge, the relevant beneficial owners did not file on time.  They will file Form 3 and Form 5 shortly.

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended August 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Lord Dr. Masaaki Ikawa	2007	$0	0	0	0	0	0	(0)	$0
President, Chief Executive Officer,	2006	$0	0	0	0	0	0	(0)	$0
Chief Financial Officer
Mr. Nobuo Ikawa	2007	$0	0	0	0	0	0	0	0
Secretary, Director	2006	$0	0	0	0	0	0	0	0

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Lord Dr. Masaaki Ikawa	60,000	40%
Common Stock	Mr. Nobuo Ikawa	50,000	33%
Common Stock	All officers and directors as a group (1 in number)	110,000	73%

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is 350 Fifth Avenue, Suite 4304, New York, NY 10118.

(2) Based on 150,000 shares of Common Stock issued and outstanding December 13 , 2007.

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

None

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

GLOBAL TRANSPORT TECHNOLOGIES, INC.

By:	/s/ Lord Dr. Masaaki Ikawa
Lord Dr. Masaaki Ikawa
President, Chief Executive Officer, Chief Financial Officer

Date:	January 11 , 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lord Dr. Masaaki Ikawa	President, Chief Executive Officer,	January 111, 2008
Lord Dr. Masaaki Ikawa	Chief Financial Officer