Form 10QSB
period 2007-11-30
Global Transport Technologies, Inc
filed 2008-01-17
CIK 1379759

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

Yes  ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 15, 2008: 155,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF NOVEMBER 30, 2007 (UNAUDITED)

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO NOVEMBER 30, 2007. (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIENCY FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO NOVEMBER 30, 2007. (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM AUGUST 2, 2006 (INCEPTION) TO NOVEMBER 30, 2007 (UNAUDITED).

PAGES	5 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Condensed Balance Sheet
As of November 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$3,815
Accounts Receivable, net	24,900

Total Assets	$28,715

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$200
Accrued expenses	649
Loan payable - related party	9,990
Total Liabilities	10,839

Commitments and Contingencies
Common stock subject to rescission, $0.001 par value, 15,000 shares issued and outstanding.	15,000

Stockholders' Deficiency
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issud and oustanding	-
Common stock, $0.001 par value; 300,000 shares authorized, 135,000 issued and outstanding	135
Additional paid-in capital	58,142
Subscription Receivable	(100)
Deficit accumulated during the development stage	(55,301)

Total Stockholders' Equity	2,876

Total Liabilities and Stockholders' Equity	$28,715

See accompanying notes to condensed financial statements

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Condensed Statement of Operations
For the Three Months Ended November 30, 2007 and 2006 and
for the Period from August 2, 2006 (Inception) to August 30, 2007
(Unaudited)
			For the period from
			August 2, 2006
	Three Months Ended November 30,		(Inception) to
	2007	2006	November 30, 2007

Sales	$24,900	$-	$24,900

Cost of Sales	18,771	-	18,771

Gross Profit	6,129	-	6,129

Operating Expenses
Professional fees	1,150	10,998	35,039
General and administrative	4,211	3,913	26,655
Total Operating Expenses	5,361	14,911	61,694

Income (Loss) from Operations	768	(14,911)	(55,565)

Other Income
Interest Income	12	31	1,023
Interest Expense	(113)	(111)	(759)
Total Other Income	(101)	(80)	264

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	667	(14,991)	(55,301)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$667	$(14,991)	$(55,301)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.12)

Weighted average number of shares outstanding during the period - basic and diluted	154,615	130,330

See accompanying notes to condensed financial statements

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
For the period from August 2, 2006 (Inception) to November 30, 2007
(Unaudited)

				Deficit
	Common stock		Additional	accumulated during		Total
			paid-in	development	Subscription	Stockholder's
	Shares	Amount	capital	stage	Receivable	Equity

Balance, August 2, 2006	-	$-	$-	$-	$-	$-

Common stock issued to founder for cash ($0.001 per share)	100,000	100	-	-	(100)	-

In-kind contribution	-	-	16,283	-	-	16,283

Net loss for the period from August 2. 2006 (inception) to August 31, 2006	-	-	-	(1,982)	-	(1,982)

Balance, August 31, 2006	100,000	100	16,283	(1,982)	(100)	14,301

Common stock issued for cash	340,000	340	339,660	-	-	340,000

Cancellation and retirement of common stock	(315,000)	(315)	(314,685)	-	-	(315,000)

In-kind contribution	-	-	5,655	-	-	5,655

Net loss for the period ended August 31, 2007	-	-	-	(53,986)	-	(53,986)

Balance, August 31, 2007	125,000	125	46,913	(55,968)	(100)	(9,030)

Common stock issued for cash	10,000	10	9,990	-	-	10,000

In-kind contribution	-	-	1,239	-	-	1,239

Net income for the period ended November 30, 2007	-	-	-	667	-	667

Balance, November 30, 2007 (unaudited)	135,000	$135	$58,142	$(55,301)	$(100)	$2,876

See accompanying notes to condensed financial statements

Global Transport Technologies, Inc.
(f/k/a One Million Net International, Inc.)
(A Development Stage Company)
Condensed Statement of Cash Flows
For the three Months Ended May 31, 2007 and 2006
For the Period from August 2, 2006 (inception) to November 30, 2007
(Unaudited)

			August 2, 2006
	Three Months Ended November 30,		(Inception) to
	2007	2006	November 30, 2007
Cash Flows From Operating Activities:
Net Income/(Loss)	$667	$(14,991)	$(55,301)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	1,239	1,938	23,177
Changes in operating assets and liabilities:
Increase in accounts receivable	(24,900)	-	(24,900)
Increase in prepaid expenses	-	5,000	-
Increase in accrued interest payable	113	111	649
Decrease in accounts payable	(235)	1,949	200
Net Cash Used In Operating Activities	(23,116)	(5,993)	(56,175)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Repayment of loan payable - related party	-	(133,331)	(153,321)
Proceeds from loan payable - related party	-	-	163,311
Cash paid in connection with cancellation and retirement of common stock	-	-	(315,000)
Stock subject to rescission offer	-	-	15,000
Stock issued for cash	10,000	-	65,000
Proceeds from collection of stock subscription	-	-	285,000
Net Cash Provided by (Used in) Financing Activities	10,000	(133,331)	59,990

Net Increase (Decrease) in Cash	(13,116)	(139,324)	3,815

Cash at Beginning of Period	16,931	153,321	-

Cash at End of Period	$3,815	$13,997	$3,815

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription (100,000 shares)	$100	$300,000	$100

See accompanying notes to condensed financial statements

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At November 30, 2007 the Company had no cash or cash equivalents.

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of November 30, 2007 and 2006 there were no common share equivalents outstanding.

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

(G) Concentration of Credit Risk

At November 30, 2007, 100% of sales were earned from Customer A and 100 % of accounts receivable were due from Customer A.

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
NOVEMBER 30, 2007
(UNAUDITED)

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
NOVEMBER 30, 2007
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

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	SHAREHOLDER’S DEFICIENCY

(A) Common Stock Issued Cash

During 2006, the Company issued 100,000 shares of common stock for a subscription receivable of $100 ($0.001/share).

During November 2006, the Company issued 300,000 shares of common stock for $300,000 ($1/share).

In March 2007, the Company sold 30,000 of common stock in exchange for $30,000 ($1/share).

On July 25, 2007, the Company sold 25,000 shares of common stock in exchange for $25,000 ($1/share).

On October 19, 2007, the Company sold 10,000 shares of common stock in exchange for $10,000 ($1/share).

(B) In-Kind Contribution

For the period ended November 30, 2007, the sole shareholder of the Company paid $1,239 of operating expenses on behalf of the Company (See Note 4).

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

During 2006, the sole shareholder of the Company paid $16,283 of operating expenses on behalf of the Company (See Note 4).

During 2007 the sole shareholder of the Company paid $5,655 of operating expenses on behalf of the Company (See Note 4).

(C) Common Stock Cancelled and Retired

During 2007, the Company repurchased and retired 315,000 shares of common stock for cash of $315,000.

NOTE 3	COMMITMENTS AND CONTINGENCIES

(A) Equity Subject to Rescission

During 2007, the Company may have violated federal securities laws based on the rescission offer made to stockholders which was not registered under the Securities Act of 1933. As such, the proceeds of $15,000 from the issuance of 15,000 shares of common stock through July 31, 2007 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

NOTE 4	RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $23,177 for expenses on behalf of the Company (See Note 2 (B)).

During 2006, the Company received $143,321 from a related entity. The amount is due on demand and is non-interest bearing. During 2007, the Company repaid a related party loan in the amount of $143,321.

During 2006, the Company entered into a three-year lease agreement for office space with a company related to its CEO. For the three months ended November 30, 2007, the Company paid $1,239 to the related party.

As of November 30, 2006 the Company received $19,990 from a related party at a rate of 4.5%, maturing on March 1, 2007. The note is unsecured. Of the total amount advanced, $10,000 plus accrued interest totaling $110 was repaid as of May 31, 2007. As of November 30, 2007, the note is in default.

On December 16, 2006, the Company paid $50,000 for the exclusive world wide agent distribution rights, except for Japan, to bio-restolizer food supplement product to be developed in Thailand. During 2007 the $50,000 was returned back to the Company and the distribution rights were cancelled.

GLOBAL TRANSPORT TECHNOLOGIES, INC.
(F/K/A ONE MILLION NET INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

On December 19, 2006, the Company advanced $70,000 for the purchase of equipment. During 2007, the $70,000 was returned back to the Company and the agreement was cancelled.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations and has a net loss of $55,301 for the period from August 2, 2006 (inception) to November 30, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6	SUBSEQUENT EVENT

On December 24, 2007, the Company issued 5,000 shares of common stock for $5,000 ($1.00 per share).

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Results of Operation

For the quarter ended November 30, 2007, the registrant had sales of $24,900, gross profit of $6,129 and net income of $667 from a one time transaction. The Company currently has no pending transactions and for the period from inception through November 30, 2007, the registrant recognized a net loss of $55,301. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At November 30, 2007, we had cash of $3,815. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.   As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

2

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of November 30, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, as of November 30, 2007 our disclosure controls and procedures were not effective. Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of November 30, 2007 and the material weaknesses described below, we believe that the financial statements included in this Quarterly Report on Form 10-QSB correctly present our financial condition, results of operations and cash flows for the fiscal periods covered thereby in all material .

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

Changes in internal controls

There were changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of our evaluation of our disclosure controls and procedures as of November 30, 2007, management considered the impact of weaknesses in our disclosure controls and procedures that were a cause for the errors that led to the financial statement restatement noted above.  These weaknesses were as follows:

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

3

We believe that the implementation of these steps and others will allow us, in the future, to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On October 19, 2007, the Company sold 10,000 shares of common stock in exchange for $10,000 ($1/share).

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

Form 8-K filed on January 11, 2008 incorporated by reference (file no: 000-52295)

(b)	Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation*

3.3	By-Laws *

10.1	Brand Development Agreement Between the Company and Chakotaco

10.2	Agreement with Asia United Nations Development Co., Ltd.

31.1	Certification of Lord Dr. Masaaki Ikawa pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4

32.1	Certification of Lord Dr. Masaaki Ikawa pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibits 3.1 and 3.2 to our registration statement on Form 10-SB filed on November 3, 2006 (File no: 000-52295)

5

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GLOBAL TRANSPORT TECHNOLOGIES, INC.

By:	/s/ Lord Dr. Masaaki Ikawa
Lord Dr. Masaaki Ikawa President

Dated:	January 17, 2008